Form 10-Q
period 2026-09-30
Spartacus Acquisition Corp. II
filed 2026-11-12
CIK 2097364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SPARTACUS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 27, 2026;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 12, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 10, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“CBIZ” are to CBIZ, CPAs P.C., our independent registered public accounting firm;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 12, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Spartacus Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $2,300,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Initial Shareholders (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 12, 2026;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on November 5, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on December 23, 2025, as amended, and declared effective on January 30, 2026 (File No. 333-292421);

•	“Klein” are to M. Klein and Company, LLC, an affiliate of The Klein Group, LLC;

●	“Letter Agreement” are to the Letter Agreement, dated February 10, 2026 which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Odeon” are to Odeon Capital Group, LLC, the co-manager and one of the Underwriters of the Initial Public Offering;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Permitted Withdrawals” are to the aggregate amounts we can withdraw to fund our working capital requirements related to our search for an initial Business Combination, subject to an annual limit of $300,000 of the interest generated on the amount held in the Trust Account, and to pay taxes, other than excise taxes, if any;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrant Purchase Agreement, dated February 10, 2026 which we entered into with our Sponsor;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-third of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 10, 2026 which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Spartacus Sponsor II LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 10, 2026, which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated February 10, 2026 which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPARTACUS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$1,032,632	$—
Prepaid expenses	103,136	—
Deferred offering costs	—	188,884
Total current assets	1,135,768	188,884
Long-term prepaid expenses	22,508	—
Investments held in Trust Account	234,924,407	—
Total Assets	$236,082,683	$188,884

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$69,123	$5,943
Accrued offering costs	75,000	59,045
Promissory note – related party	—	154,359
Total current liabilities	144,123	219,347
Deferred underwriting fee	2,300,000	—
Total Liabilities	2,444,123	219,347

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at $10.21 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	234,924,407	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	767	767
Additional paid-in capital	—	1,007,483
Accumulated deficit	(1,286,614)	(1,038,713)
Total Shareholders’ Deficit	(1,285,847)	(30,463)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,082,683	$188,884

(1)	Includes 1,000,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 12, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARTACUS ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
General and administrative fees	$141,519	$410,639
Loss from operations	(141,519)	(410,639)

Other income:
Interest earned on investments held in Trust Account	2,127,157	5,224,407

Net income	$1,985,638	$4,813,768

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	23,000,000	19,377,289

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06	$0.18

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	7,666,667	7,509,158

Basic net income per share, Class B non-redeemable ordinary shares	$0.06	$0.18

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	7,666,667	7,666,667

Diluted net income per share, Class B non-redeemable ordinary shares	$0.06	$0.18

(1)	Includes 1,000,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 12, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARTACUS ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	7,666,667	$767	$1,007,483	$(1,038,713)	$(30,463)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(8,644,049)	(889,949)	(9,533,998)

Sale of Private Placement Warrants	—	—	—	—	4,125,000	—	4,125,000

Fair value of Public Warrants at issuance	—	—	—	—	3,526,667	—	3,526,667

Fair value of transferred Founder Shares to the underwriters	—	—	—	—	85,500	—	85,500

Allocated value of transaction costs to Warrants	—	—	—	—	(100,601)	—	(100,601)

Net income	—	—	—	—	—	899,846	899,846
Balance – March 31, 2026	—	—	7,666,667	767	—	(1,028,816)	(1,028,049)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,044,563)	(2,044,563)

Net income	—	—	—	—	—	1,928,284	1,928,284
Balance – June 30, 2026	—	—	7,666,667	767	—	(1,145,095)	(1,144,328)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,127,157)	(2,127,157)

Net income	—	—	—	—	—	1,985,638	1,985,638
Balance – September 30, 2026	—	$—	7,666,667	$767	$—	$(1,286,614)	$(1,285,847)

(1)	As of December 31, 2025, includes 1,000,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 12, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARTACUS ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,813,768
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,224,407)
Changes in operating assets and liabilities:
Prepaid expenses	(125,644)
Accounts payable and accrued expenses	63,180
Net cash used in operating activities	(473,103)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Cash withdrawn from Trust Account for working capital purposes	300,000
Net cash used in investing activities	(229,700,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	227,700,000
Underwriters’ reimbursement	310,363
Proceeds from sale of Private Placement Warrants	4,125,000
Proceeds from promissory note – related party	97,662
Repayment of promissory note – related party	(252,021)
Payment of offering costs	(775,269)
Net cash provided by financing activities	231,205,735

Net Change in Cash	1,032,632
Cash – Beginning of period	—
Cash – End of period	$1,032,632

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$22,955
Accretion of Class A Ordinary Shares to redemption value	$13,705,718
Deferred underwriting fee payable	$2,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARTACUS ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 1 — Organization and Business Operations

Spartacus Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on November 4, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). As of the date of this Report, the Company had not selected any specific Business Combination target.

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from November 4, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on February 12, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was held in a Trust Account and initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental Stock Transfer & Trust Company (“Continental”) to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to fund the working capital requirements, subject to an annual limit of $300,000 and to pay taxes, other than excise taxes, if any (the “Permitted Withdrawals”), the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the public shares (the “Public Shares”) if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SPARTACUS ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs from November 4, 2025 (inception) through February 12, 2026 were satisfied through (i) a payment of $25,000 from the Company’s Sponsor in exchange for the issuance of Founder Shares and (ii) a loan pursuant to the IPO Promissory Note (see Note 5). The Company’s liquidity needs thereafter through September 30, 2026 have been satisfied from the net proceeds of the IPO (see Note 3) and Private Placement (see Note 4) held outside of the Trust Account and $300,000 of interest income withdrawn from the Trust Account for working capital purposes as a Permitted Withdrawal. As of September 30, 2026, the Company had $1,032,632 in cash and had working capital of $991,645.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,032,632 and $0 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026, substantially all the assets held in the Trust Account, amounting to $234,924,407, were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2025, there were no assets held in Trust Account.

To fund working capital, the Company has Permitted Withdrawals available up to an annual limit of $300,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the nine months ended September 30, 2026 and for the period from November 4, 2025 (inception) through December 31, 2025, the Company withdrew $300,000 and $0 from the Trust Account for working capital purposes, respectively.

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist of underwriting, legal, and other expenses incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs allocated to the Class A Ordinary Shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the Warrants were charged to shareholders’ deficit as the Warrants, after management’s evaluation, were accounted for under equity treatment.

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

SEPTEMBER 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, the Class A ordinary shares (the “Class A Ordinary Shares”) subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of December 31, 2025, no Class A Ordinary Shares subject to possible redemption are presented and outstanding. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,526,667)
Class A Ordinary Shares issuance cost	(5,254,644)
Plus:
Accretion of Class A Ordinary Shares to redemption value	9,533,998
Class A Ordinary Shares subject to possible redemption, March 31, 2026	230,752,687
Plus:
Accretion of Class A Ordinary Shares to redemption value	2,044,563
Class A Ordinary Shares subject to possible redemption, June 30, 2026	232,797,250
Plus:
Accretion of Class A Ordinary Shares to redemption value	2,127,157
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$234,924,407

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. There are 7,666,667 Public Warrants and 4,125,000 Private Placement Warrants currently outstanding as of September 30, 2026. At December 31, 2025, there were no public and private warrants outstanding.

SPARTACUS ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$1,489,229	$496,409	$3,469,323	$1,344,445
Denominator:
Basic weighted average shares outstanding	23,000,000	7,666,667	19,377,289	7,509,158
Basic income per share	$0.06	$0.06	$0.18	$0.18

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income	$1,489,229	$496,409	$3,449,117	$1,364,651
Denominator:
Diluted weighted average shares outstanding	23,000,000	7,666,667	19,377,289	7,666,667
Diluted income per share	$0.06	$0.06	$0.18	$0.18

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

SPARTACUS ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrants — There are 11,791,667 Warrants currently outstanding, including 7,666,667 of Public Warrants and 4,125,000 Private Placement Warrants as of September 30, 2026. At December 31, 2025, there were no Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

If the holders exercise their Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

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

SPARTACUS ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On December 17, 2025, Klein, an advisor to the Company, purchased 287,500 founder shares from the Sponsor for the purchase price of $937.50, or approximately $0.003 per share. The transfer of the founder shares to the advisor is in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 287,500 founder shares on December 17, 2025 was $983,250 or $3.42 per share. The Company established the initial fair value of the founder shares on December 17, 2025, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the implied Class A share price of $9.84, probability of de-SPAC and instrument-specific market adjustment of 40.0%, and discount for lack of marketability $(0.51). The founder shares were granted to the advisor without limitations on performance conditions. The advisor is expected to perform advisory services to the Company through initial Business Combination. As there is no defined service term, the compensation expense of $983,250 was recorded in full on December 17, 2025.

SPARTACUS ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

On January 27, 2026, the Sponsor granted membership interests equivalent to an aggregate of 150,000 founder shares to the directors and officers of the Company for their services as directors and officers through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests are no longer serving the Company prior to the initial Business Combination. The transfer of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 150,000 founder shares on January 27, 2026 was $513,000 or $3.42 per share. The Company established the initial fair value of the founder shares on January 27, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the implied Class A share price of $9.84, probability of de-SPAC and instrument-specific market adjustment of 40.0%, and discount for lack of marketability $(0.51). The granted membership interests equivalent to founder shares are subject to a performance condition (i.e., the occurrence of Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares times the fair value per share at grant date (unless subsequently modified) less the amount initially received for the purchase of the founder shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

IPO Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of September 30, 2026 or the closing of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there were $0 and $154,359, respectively, outstanding under the IPO Promissory Note. The loan was closed as of the Initial Public Offering on February 12, 2026. The outstanding amount of $252,021 was repaid on February 19, 2026. Borrowing against the note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans unless such loans are converted into Private Placement Warrants, as described below. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on February 10, 2026, the Company agreed to reimburse the Sponsor in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $76,785 in administrative services fees, respectively, of which $10,500 in fees were paid and $66,285 were included in accrued expenses in the accompanying condensed balance sheets as of September 30, 2026.

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

SPARTACUS ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A Ordinary Shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the Registration Rights Agreement. The holders of the majority of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Odeon may participate in a piggyback registration only after seven years from the effective date of the IPO Registration Statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On February 12, 2026, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional units simultaneously with the Initial Public Offering.

The representative of the underwriters were paid a cash underwriting discount of $2,300,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $2,300,000 deposited into a Trust Account located in the United States and released to the representative of the underwriters upon the completion of the initial Business Combination subject to the terms of the underwriting agreement.

On January 27, 2026, Odeon Capital Group, LLC, one of the underwriters of the Initial Public Offering, purchased 25,000 founder shares from the Sponsor for the purchase price of $75.00, or approximately $0.003 per share, which founder shares are deemed underwriting compensation. The total fair value of the 25,000 founder shares on January 27, 2026 was $85,500, or $3.42 per share. The Company established the initial fair value of the founder shares on January 27, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the implied Class A share price of $9.84, probability of de-SPAC and instrument-specific market adjustment of 40.0%, and discount for lack of marketability $(0.51). Accordingly, $85,500 has been recorded as offering costs at the grant date, which was recorded in shareholders’ deficit and temporary equity at the closing of the Initial Public Offering on February 12, 2026.

Capital Markets Advisor

The Klein Group, LLC (“The Klein Group”), an affiliate of Klein, a global strategic advisory firm, acted as the capital markets advisor in connection with the Company’s Initial Public Offering. The Klein Group was engaged to represent the Company’s interests only and is independent of the underwriters. The Klein Group did not act as an underwriter in connection with Initial Public Offering; it did not identify or solicit potential investors for the Initial Public Offering and was otherwise not involved in the distribution of the Initial Public Offering. Accordingly, The Klein Group neither purchased Units in the Initial Public Offering nor offered Units to the public in connection with the Initial Public Offering, and did not otherwise participate in the Initial Public Offering as defined under FINRA Rule 5110. Accordingly, $310,363 has been recorded as an offering cost at the closing of the Initial Public Offering on February 12, 2026 pursuant to the agreement with The Klein Group.

Financial and M&A Advisor Engagement

On December 18, 2025, the Company entered into an M&A advisor agreement with The Klein Group to assist the Company with identifying potential targets in connection with the Company’s initial Business Combination and to provide certain advisory services. In connection with this agreement, the Company may be required to pay certain contingent fees related to the services to the extent that certain conditions are met. As of September 30, 2026 and December 31, 2025, there has been no accrual made pursuant to this agreement.

Foreign Legal Counsel Engagement

On August 2, 2026, the Company engaged FISCHER (FBC & Co.) as Israeli legal counsel in connection with its evaluation of a potential initial Business Combination. Fees are charged as incurred, subject to caps ranging from $65,000 to $500,000 depending on the stage at which the transaction is completed or terminated, and a one-time fixed success fee of $250,000 payable only upon consummation of a Business Combination. The Company paid a retainer of $30,000 upon execution of the engagement. During the three and nine months ended September 30, 2026, the Company incurred $17,785 of fees under the agreement, which were applied against the retainer and included in general and administrative fees in the accompanying condensed statements of operations. The remaining retainer balance of $12,215 is included in prepaid expenses as of September 30, 2026. No additional amounts were incurred and outstanding under this agreement as of September 30, 2026.

SPARTACUS ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Due Diligence Advisor Engagement

On September 2, 2026, the Company engaged Escoreal Solutions, Inc. (“Escoreal”) as its due diligence advisor in connection with its evaluation of a potential initial Business Combination. Escoreal is paid a monthly retainer of $15,000, payable in advance, which increases to $30,000 per month upon the Company’s execution of a letter of intent. The engagement is on a month-to-month basis and is terminable by either party upon 30 days’ written notice. No portion of the fees is contingent upon completion of a Business Combination. For the three and nine months ended September 30, 2026, the Company incurred $15,000 under this engagement, which is included in general and administrative fees in the accompanying condensed statements of operations.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 there were no shares of Class A Ordinary Shares issued or outstanding (other than the 23,000,000 shares subject to possible redemption). As of December 31, 2025, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, the Company had issued 7,666,667 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.003 per share. The Class B Ordinary Shares include an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On February 12, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 1,000,000 founder shares are no longer subject to forfeiture.

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

SPARTACUS ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Holders of record of the Company’s Class A Ordinary Shares and Class B Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors prior to or in connection with the completion of the initial Business Combination and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

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

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Investments held in Trust Account	$234,924,407	$—
Cash	$1,032,632	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative fees	$141,519	$410,639
Interest earned on investments held in Trust Account	$2,127,157	$5,224,407

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

The CODM reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and to determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The CODM reviews general and administrative fees to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative fees to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative fees reported on the unaudited condensed statements of operations are the significant segment expenses provided to the CODM on a regular basis.

SPARTACUS ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$234,924,407	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 4, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,985,638, which consists of interest earned on investments held in the Trust Account of $2,127,157, offset by general and administrative fees of $141,519.

For the nine months ended September 30, 2026, we had a net income of $4,813,768, which consists of interest earned on investments held in the Trust Account of $5,224,407, offset by general and administrative fees of $410,639.

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

For the nine months ended September 30, 2026, cash used in operating activities was $473,103. Net income of $4,813,768 was affected by interest earned on investments held in the Trust Account of $5,224,407. Changes in operating assets and liabilities used $62,464 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $234,924,407 (including approximately $5,224,407 of interest income less funds released of $300,000 for the yearly Permitted Withdrawal) which were held in money market funds that are invested primarily in Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $1,032,632. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through February 12, 2026 have been satisfied through (i) a payment of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Our liquidity needs thereafter through September 30, 2026 have been satisfied from the net proceeds from the consummation of the IPO and Private Placement held outside of the Trust Account and $300,000 of interest income withdrawn from the Trust Account for working capital purposes as a Permitted Withdrawal.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of September 30, 2026 or the completion of our Initial Public Offering. The loan was closed upon the consummation of our Initial Public Offering on February 12, 2026. The outstanding balance of $252,021 was repaid on February 19, 2026. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 10, 2026, and until the completion of our Business Combination or liquidation, we have agreed to reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we incurred $30,000 and $76,785 in administrative services fees, respectively, of which $10,500 were paid and $66,285 are included in accrued expenses in the accompanying condensed balance sheets as of September 30, 2026, included in this Report under Item 1. “Financial Statements”.

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

Registration Rights

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Odeon and Klein may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Odeon may participate in a piggyback registration only after seven years from the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statement.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) Any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 Annual Report. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 12, 2026	Spartacus Acquisition Corp. II

	By:	/s/ Igor Volshteyn
	Name:	Igor Volshteyn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Mark Szynkowski
	Name:	Mark Szynkowski
	Title:	Chief Financial Officer
(Principal Financial Officer)